Form 10QSB
period 2002-03-31
WARP 9 INC
filed 2002-05-14
CIK 1143332

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
March 31, 2002                                        000-49667



                                  Warp 9, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       77-0522115
         --------                                       ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

              6144 Calle Real, Suite 200, Santa Barbara, CA 93117
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (805) 964-3313


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                       Yes   X              No
                           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         10,168,627 as of March 31, 2002

                                  WARP 9, INC.
                              FINANCIAL STATEMENTS
                             MARCH 31, 2002 and 2001

                           ACCOUNTANTS' REVIEW REPORT


Board of Directors
Warp 9, Inc.



       We have reviewed the accompanying balance sheet and the statement of shareholders' equity (deficit) of Warp 9, Inc. as of March 31, 2002, and the statements of operations for the three months and nine months ended March 31, 2002 and 2001 and the statements of cash flows for the nine months ended March 31, 2002 and 2001. All information included in these financial statements is the representation of the management of Warp 9, Inc.

       We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

       As discussed in note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

May 9, 2002



                                  WARP 9, INC.
                                 BALANCE SHEETS


                            ASSETS

                                                                  March 31,      June 30,
                                                                   2002            2001
                                                                   -----           -----
CURRENT ASSETS
Cash                                                               $ 47,649        $ 48,447
Accounts receivable, net of allowance for doubtful account of $0    105,281         123,970
Advance to shareholder                                                1,850           7,065
Prepaid expenses                                                      8,463           9,956
                                                                     ------          ------

TOTAL CURRENT ASSETS                                                163,243         189,438
                                                                   --------        --------
PROPERTY & EQUIPMENT
Furniture, Fixtures & Equipment                                      73,538          73,539
Computer Equipment                                                  125,389         120,622
Commerce Server                                                      50,000          50,000
Computer Software                                                     3,536           3,036
Tenant Improvements                                                  42,194          42,194
                                                                    -------         -------
                                                                    294,657         289,391
 Less: Accumulated depreciation & amortization                     (140,077)       (107,412)
                                                                   ---------       ---------

NET PROPERTY & EQUIPMENT                                            154,580         181,979
                                                                   --------        --------

OTHER ASSETS
Lease deposit                                                         7,029           7,029
Other assets                                                          2,261           2,752
                                                                     ------          ------
 TOTAL OTHER ASSETS                                                   9,290           9,781
                                                                     ------          ------

TOTAL ASSETS                                                     $  327,113       $ 381,198
                                                                 ==========      ==========

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable                                                       $ 50,000        $ 50,000
Accounts payable                                                     84,667          90,366
Accrued liabilities                                                  27,555          31,744
Officer salaries payable                                            229,849         177,182
Staff salaries payable                                               19,201          22,229
Current portion -obligations under capitalized leases                20,285          20,711
                                                                    -------         -------
TOTAL CURRENT LIABILITIES                                           431,557         392,232
                                                                   --------        --------
LONG TERM LIABILITIES
Obligations under capitalized leases                                 18,955          33,746
Note payable                                                             -               -
                                                                    -------         -------
 TOTAL LONG TERM LIABILITIES                                         18,955          33,746
                                                                    -------         -------

TOTAL LIABILITIES                                                   450,512         425,978
                                                                   --------        --------
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT
Capital Stock                                                        37,971          33,534
Additional Paid-in Capital                                        1,209,158         769,802
Stock Issuance Costs                                               (281,657)       (202,528)
Accumulated deficit                                              (1,088,871)       (645,588)
                                                                 -----------       ---------

 TOTAL SHAREHOLDERS' DEFICIT                                       (123,399)        (44,780)
                                                                   ---------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $  327,113       $ 381,198
                                                                 ==========      ==========




                                          WARP 9, INC.
                                    STATEMENT OF OPERATIONS


                                                          Three               Three                  Nine                Nine
                                                       months ended        months ended          months ended        months ended
                                                     March 31, 2002       March 31, 2001        March 31, 2002      March 31, 2001
                                                     ---------------      ---------------      ----------------    ---------------
REVENUE                                                    $ 178,213             $ 227,618           $ 611,907           $ 639,627

COST OF REVENUE                                              (44,523)              (30,230)           (118,504)            (92,729)
                                                             --------              --------           ---------            --------


  GROSS PROFIT                                               133,690               197,388             493,403             546,898

OPERATING EXPENSES
Selling, general and administrative expenses                 237,979               197,292             690,816             749,843
Depreciation and amortization                                 11,391                15,461              32,734              31,118
Research and development                                      36,250                     -             108,971                   -
Business development                                               -                                    90,000
TOTAL OPERATING EXPENSES                                     285,620               212,753             922,521             780,961
                                                            --------              --------            --------             -------
OTHER INCOME (EXPENSES)
Interest income                                                1,424                   593               1,776               3,919
Interest expense                                              (5,004)               (4,200)            (15,941)            (12,246)
Other income                                                       -                     -                   -                   -
TOTAL OTHER INCOME (EXPESNES)                                 (3,580)               (3,607)            (14,165)             (8,327)
                                                              -------               -------            --------             -------

NET LOSS                                                  $ (155,510)            $ (18,972)          $(443,283)         $ (242,390)
                                                          ===========            ==========         ===========         ===========


BASIC AND DILUTED LOSS PER SHARE                             $ (0.02)              $ (0.00)          $   (0.04)        $     (0.03)
                                                             ========           ===========         ===========        ============


WEIGHTED AVERAGE NUMBER OF SHARES                         10,122,480             9,584,421           9,931,406           9,584,421
                                                          ===========           ==========          ==========           =========



                                  WARP 9, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                      Nine                  Nine
                                                                  months ended          months ended
                                                                 March 31, 2002        March 31, 2001
                                                                 ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (443,283)          $ (242,390)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                               32,734               31,118
Decrease (increase) in account receivable                                   18,689               25,866
Decrease (increase) in prepaid expenses                                      1,493                 (260)
Decrease (increase) in other assets                                          5,706               (1,398)
Decrease (increase) in accounts payable                                     84,301              (30,733)
Decrease (increase) in officer salaries payable                             52,667               12,280
Decrease (increase) in other liabilities                                    (7,217)              (9,703)
                                                                            -------              -------

            NET CASH USED BY OPERATING ACTIVITIES                         (254,910)            (215,220)
                                                                          ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                                            (5,335)             (49,133)

                                                                            -------             --------
            NET CASH USED BY INVESTING ACTIVITIES                           (5,335)             (49,133)
                                                                            -------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                   274,664               31,105
Payments on capitalized lease obligations                                  (15,217)              (5,015)
                                                                           --------              -------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                        259,447               26,090
                                                                           --------              ------

               NET INCREASE (DECREASE) IN CASH                                (798)            (238,263)
                                                                              -----            ---------

CASH AT BEGINNING OF PERIOD                                                 48,447              296,717
                                                                            -------             -------

CASH AT END OF PERIOD                                                     $ 47,649             $ 58,454
                                                                          =========            ========
Supplementary disclosures:
 Interest paid                                                            $ 15,941             $ 12,246
                                                                          =========            ========




                                                  WARP 9, INC.
                                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                            FOR THE PERIOD FROM JULY 1, 2000 THROUGH MARCH 31, 2002


                                                                    Additional         Stock
                                                      Common         Paid-in          Issuance       Accumulated
                                      Shares          Stock          Capital           Cost            Deficit         Total
                                      -------         ------         --------          -----           --------        -----
Balance, July 1, 2000                  3,194,807       $ 31,948        $ 612,768       $ (172,117)      $ (250,061)      $ 222,538

Stock split                            6,389,614              -                -                -                -               -

Issuance of common stock                 158,620          1,586          157,034          (30,411)               -         128,209

Net loss                                       -              -                -                -          (395,527)      (395,527)
                                     -----------      ---------     ------------       ----------         ---------       ---------

Balance at June 30, 2001               9,743,041         33,534          769,802         (202,528)        (645,588)        (44,780)

Issuance of common stock                 425,586          4,437          439,356          (79,129)               -         364,664

Net loss                                       -              -                -                -          (443,283)      (443,283)
                                     -----------      ---------     ------------       -----------         ---------      ---------

Balance, March 31, 2002               10,168,627       $ 37,971      $ 1,209,158        $ (281,657)    $ (1,088,871)    $ (123,399)
                                     ===========      =========     ============        ===========    =============    ===========

                                  WARP 9, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


1.   BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the year ended June 30, 2001.

     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses, negative cash flows from operations and the working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. As discussed in note 10, the Company is contemplating a public offering. Management believes this public offering will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.






                             Prepared without audit
                         See accountants' review report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD ENDED MARCH 31, 2001.


     The Company had revenues of $178,213 in the period in 2002 compared to $227,618 in revenues in 2001. The cost of revenues was $44,523 in 2002 and $30,230 in 2001 in the period. Operating expenses totalled $285,620 in the quarter in 2002, the largest component of which was $237,979 in selling general and administrative expenses. In the quarter in 2001, operating expenses were $212,753 of which the largest component was $197,292 for selling general and administrative expense. The net operating loss was ($155,510) in the quarter in 2002 and ($18,972) the quarter in 2001. The net loss per share was ($.02) and nominal in the quarter in 2002 and 2001 respectively.

     The Company anticipates that the trend of losses will continue at similar rates for the next several quarters as it contains to build its business model.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD ENDED MARCH 31, 2001.

     The Company had revenues of $611,907 in the nine month period ended March 31, 2002 compared to revenue of $639,627 in the same period ended March 31, 2001. Cost of Revenue in the period was $118,504 in 2002 and $92,729 in 2001. Operating expenses for the nine month period totalled $922,521 in 2002 compared to $780,961 in 2001. The largest component of these expenses was selling, general, and administrative expenses totalling $690,816 in the period in 2002 compared to $749,843 in the same period in 2001. The Company incurred $108,971 in research and development in the nine month period ended March 31, 2002 and no such expense was incurred in the same period ended March 31, 2001. The Company also incurred $90,000 in business development expenses in the nine month period ended march 31, 2002, but no such expense was incurred in the same period ended March 31, 2001. he net loss after interest expense ($443,283) in the nine month period ended March 31, 2002 compared to a net loss of ($242,390) in the nine month period ended March 31, 2001. The net loss per share for the nine month period ended March 31 as ($.04) in 2002 compared to ($.03) in 2001.

     The trend of operating losses should be expected to continue at a similar rate for the next year as development and implementation of the business model continues.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $47,649 in cash capital at the end of the period and current assets of $163,243. Current liabilities were $431,557 at quarter end. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock. The Company is attempting to achieve a private placement of shares for $2,000,000 at date of this report.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                  WARP 9, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WARP 9, INC.



Date: May 13, 2002                       /s/ Jonathan L. Lei
                                         -----------------------------
                                         Jonathan L. Lei, President