Form 10KSB
period 2002-06-30
WARP 9 INC
filed 2002-11-01
CIK 1143332

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                         Fiscal Year Ended June 30, 2002

                        Commission file number 000-49667

                                  WARP 9, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        77-0522115
        --------                                        ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

               6144 Calle Real, Suite 200, Santa Barbara, CA 93117
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $0

There were 10,323,094 shares of the Registrant's common stock outstanding as of June 30, 2002.

The aggregate market value of the 1,407,081 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on June 30, 2002.

                                TABLE OF CONTENTS

PART I

         Item 1. Description of Business
         Item 2. Description of Property
         Item 3. Legal Proceedings
         Item 4. Submission of Matters to a Vote of Security Holders

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters
         Item 6. Management's Discussion and Analysis or Plan of Operation
         Item 7. Financial Statements
         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

         General


General

Warp 9, Inc. ("Warp 9" or the "Company") has developed a mobile data platform designed to alter the way many forms of mobile transactions are conducted in the future. The Warp 9 eCapsule(TM) Platform, based on the Company's proprietary eCapsule technology (patent filed on January 2, 2001) can be used to rapidly create, deploy and manage mobile data applications that connect desktop computers, laptop computers, smart cell phones, personal digital assistants
(PDAs) and wireless transaction terminals. Applications for the Company's proprietary technology include mobile messaging, mobile commerce, mobile access to corporate and personal data and the mobile Internet.

                                 Company History

Warp 9 Technologies, LLC, a California limited liability company ("Warp 9 LLC"), was founded in February 1996 by Jon Lei and Roger Endo to provide Internet products and services. In May 1996, Warp 9 LLC launched SBnet, an Internet service provider dedicated to providing high-quality Internet access and customer service. Warp 9 LLC began developing its core e-commerce business in late 1996 and introduced the Warp 9 Internet Commerce System to its first major customer in March 1997. In July 1998, Warp 9 LLC sold its SBnet consumer dial-up subscriber accounts to MindSpring Enterprises, Inc. (merged with Earthlink,
NASDAQ: "ELNK"), a national Internet service provider, in order to allow Warp 9 LLC to focus its resources on higher margin business accounts and on building the Warp 9 ICS business. Warp 9 LLC retained approximately 200 business accounts that the Company continues to service under the SBnet name.

On September 30, 1999, Warp 9 LLC was reorganized and merged into eCommerceland, Inc. ("eCommerceland"), a Delaware corporation formed on August 27, 1999. As a result of that reorganization, eCommerceland succeeded to all the rights, assets, liabilities, and obligations of Warp 9 LLC. On December 21, 2000, eCommerceland changed its corporate name to Warp 9, Inc.

                             The Company's Business

The Company's strategy is to provide a breakthrough solution for the problem posed by the mobile use of the wireless Internet.

The Problem

The wireless/mobile world is filled with challenges that impede the rapid adoption of mobile data applications. For example, most devices have small amounts of application memory, which means applications need to be lightweight and transient - i.e. a coupon comes into a phone, stays in the phone, then it should leave when it's redeemed. Another problem is that there are no standardized operating systems for all devices - in order to deploy an application you will need to support J2ME, BREW, PalmOS, PocketPC, and Symbian, at least. In addition, coverage problems pose a big challenge to deploying robust mobile data applications. On top of that, mobile devices sometimes operate over the Internet, sometimes Bluetooth, and sometimes Infrared.

Existing client/server platforms approach this problem by simply trying to map the Web experience onto mobile devices. Unfortunately, this approach falls short in the areas of ad-hoc user interaction, operational scalability, security, and cost. Most platforms require that every device be connected to a server on the Internet - which is economically unattractive.

The Solution

Warp 9 offers the only solution that elegantly addresses these problems. The Warp 9 eCapsule Platform relies on the use of lightweight mobile agent technology to give the data intelligence to solve its own problems. eCapsules can autonomously traverse through different networks with little or no help from a central server while transparently addressing bad connectivity and security issues on their own. eCapsules can migrate from device to device or server to server and perform work without continuous interaction with the users. The end result is a reduced number of clicks required to complete a transaction or task, which will lead to faster adoption of mobile data services. With eCapsule technology, paying a parking meter is as simple as parking the car -- the parking meter doesn't even have to be connected to some wireless carrier - all that is required is Infrared or Bluetooth. The eCapsule Platform's distributed peer-to-peer architecture drastically reduces the cost for enterprises that deploy mobile data applications. Warp 9 provides a universal platform that essentially consolidates the problem of developing and deploying on a myriad of devices and networks into a single task of creating eCapsules.

Working Prototype

On September 19, 2001, Warp 9 demonstrated a working prototype of its breakthrough eCapsule mobile data technology at the Santa Barbara Business Alliance Executive Roundtable held at the Montecito Country Club, in Montecito, California. Over 100 members of the business and technology community were able to see an actual demonstration of an eCapsule containing a mobile message that instantly roamed throughout the banquet hall from a laptop computer to an i85s Nextel Java cell phone to a Palm V wireless PDA. The Company's prototype also runs on a Jornada 540, RedHat Linux, and MSFT Windows.

On January 31, 2002, Warp 9, in conjunction with a strategic partner in the vending industry, demonstrated a working prototype of a next generation vending machine based on embedded eCapsule technology. An eCapsule was sent from a user's handheld device to the vending machine's embedded computer that then actuates all the proper switches to release a can of soda. Warp 9 intends to explore and exploit application opportunities in the vending industry using eCapsule technology. This strategic partner is a start up company called MachineTalker, Inc. located in Santa Barbara, CA. There are no formal agree-ments or contracts between the parties. The parties are currently negotiating an agreement.

Other Applications for Warp 9 eCapsule Mobile Data Technology

Warp 9 will use its eCapsule technology to facilitate the growth of the mobile data economy. Despite the fall of the dot-com world, management believes the new Internet economy will be far more mobile and will embody computer-to-Web, wireless device-to-Web and wireless device-to-device transactions. Warp 9's eCapsule mobile data technology is designed to serve an almost limitless number of applications, including:

Mobile Roaming Messaging

Using eCapsule technology, a peer-to-peer roaming instant messaging application can be deployed. A message in the form of e-mail, fax or voice can be encapsulated in an eCapsule along with intelligence to roam through a network of personal devices, such as smart cell phones, PDAs, computers and TV set-top boxes, delivering a message to the recipient in real-time. Once the recipient is located, a normal instant message session can take place with either text or multimedia content. This mode of messaging is fundamentally different and natural in that the message comes to the user.

Mobile Alerts

An eCapsuleAlert is an application based on the Warp 9 eCapsule Platform that dramatically enhances the mobile auctioning experience by facilitating 1-click interactive alerts using smart devices. An eCapsuleAlert contains all the data and logic necessary to find and interact with the user in real time, securely and over multiple devices. In short, eCapsuleAlerts are secure, mobile, multi-channel, actionable alerts. The use of eCapsuleAlerts offers a highly secure, mobile solution when a timely reaction to a particular event becomes a critical part of a business or consumer process. Target customers include auction systems, enterprise information technology and financial services.

Mobile Commerce

Large manufacturers and retail chains spend enormous sums of money advertising their products. Their challenge is to turn prospects into buyers. To solve this problem, the seller could mention a money saving coupon during its TV commercials. A TV viewer with a Bluetooth or infrared-enabled set-top box could use his or her Web-enabled cell phone to receive an eCapsule containing the seller's digital coupon good for a discount on a specific item if presented at a participating store within 48 hours. The eCapsule would be "saved" -- "sleeping" in the user's device. At the checkout counter, the user could redeem the saved eCapsule by pointing his or her Web-enabled cell phone at the Bluetooth or infrared-enabled cash register and pay the reduced price.

Mobile Vending

Wireless mobile vending solutions today require the physical machine to have a live Internet connection that makes mass deployment very difficult and costly. Using eCapsule technology, a purchase transaction can be completed with end-to-end security by allowing the vending machine to share the connection on the smart phone or PDA using an Infrared or Bluetooth connection. The eCapsule can fully encapsulate the payment transaction from the vending machine, to the handheld device, to the Internet and back. On debit account deployment, it would simply debit the amount on the handheld device. This approach requires minimal cost and modification to existing vending machines and allows for ubiquitous mobile vending.

Mobile Corporate Data Access

Rather than force-fitting every mobile application into a client/server solution such as enterprise portals, corporate information technology developers can design autonomous eCapsule software agents to perform dedicated tasks securely without compromising the integrity of existing systems. For example, an eCapsule can be easily designed to allow a doctor to retrieve a patient's X-Ray from a central server anywhere and forward it to a TV screen nearby; all with his or her wireless handheld device.

Mobile Marketing

An advertiser can encapsulate a "10% off" coupon in an eCapsule and load it into a Bluetooth access point on the side of a bus. A mobile user on the street could save the coupon in his smart phone, then redeem it at a retail store by simply pointing his or her phone at the cash register. Likewise, an advertiser can push eCapsule coupons over a carrier's network directly into the user's smart phone.

Mobile Personal Information Manager (PIM)

An eCapsule containing a digital business card could be sent by an executive's assistant into his or her cell phone's address book, even while the executive is on the phone. After completing the first call, the executive could simply access the contact needed and make the second call. Because the eCapsule business card has intelligence, it can then roam through the executive's other PIM devices and synchronize those contact databases as well with the new contact record.

Competitive Advantages

Unlike most competitive offerings that are strictly client/server based, the Warp 9 eCapsule Platform has been built from the ground up based on distributed and peer-to-peer architecture that mirrors the nature of mobile devices and networks. The eCapsule Platform possesses the following distinct competitive advantages:

o       Patent pending eCapsule approach to solving mobile data problems
o       Fewer number of clicks to complete transactions or tasks
o Roaming feature gives an application inherent presence detection and management without extra hardware or software
o High grade security through digital signing of eCapsules with automatic establishment of secured trusted networks
o Lower total cost of ownership by reducing device side software upgrades and allowing for almost zero-cost application version upgrades
o       Addresses both device-to-device as well as device-to-server transactions

Revenue Model

The Company's management believes that most of the Company's revenues will come from the license of its eCapsule Platform, customer training and support, and software upgrades to Wireless Carriers, Enterprises, and Independent Software Vendors. The Company's management has decided to use a deployment pricing model based on the number of user devices. Customers will be asked to pay a one-time license fee for each device that uses an eCapsule Plugin. The customer will receive all software development and deployment software components associated with the eCapsule Platform. Customers will then be invited to subscribe to an ongoing service plan (optional) that would provide training, support, maintenance and software upgrades, and payable monthly per device.

Business Development Opportunities

The Company's sales strategy is to develop relationships with channel partners such as independent software vendors, systems integrators, information technology consultants, device manufacturers (OEMs), wireless application service providers and interactive agencies.

The eCapsule Platform is in the post-prototype phase and the Company is actively pursuing business development opportunities with the following goals:

o Get the eCapsule technology into the marketplace in the form of a high value application
o     Co-develop and co-invest in pilot application and deployments
o     Refine the eCapsule Platform through pilot programs and customer feedback
o     Establish strategic partners in key markets and countries


                             Proprietary Technology

Patent Application #1: Self-Contained Business Transaction Capsules was invented by Jonathan Lei. All rights to this patent were assigned to the Company under the terms of Mr. Lei's employment agreement. Mr. Lei did not receive compensa-tion for the assignment. Patent Application #2 - Utilizing Mobile Devices as a Communication Proxy for Non-Connected Terminals was invented by Jonathan Lei and Brian Fox. All rights to this patent were assigned to the Company under the terms of Mr. Lei's and Mr. Fox's employment agreements. Neither Mr. Lei nor Mr. Fox received compensation for the assignment.

An application for a U.S. patent in the name of Jonathan L. Lei and assigned to Warp 9 for Self-Contained Business Transaction Capsules (Docket No.
23803-250394) was filed on January 2, 2001, by the Company's intellectual property counsel, Pillsbury Winthrop, LLP.

A self-contained business transaction capsule, or eCapsule, is a small electronic capsule that contains all the necessary data and logic to complete a business transaction. The eCapsule is a "thin" and "lightweight" small computer-readable file that is device independent. The eCapsule allows an online merchant, for example, to encapsulate an individual product or offer into an intelligent object that is capable of completing entire transactions. The eCapsule includes data about the product or service being provided, such as the price, image, and a textual description of the product or service (a transaction description). The eCapsule also includes transaction logic or business logic capable of completing the transaction, such as billing and shipping information, order routing information, order status information, shipping status information, and any other transaction rules necessary to process the transaction. Moreover, the eCapsule is adapted to be broadcasted to, and stored on, a portable electronic device, such as a mobile wireless-enabled device, like a cellular telephone, a personal digital assistant (PDA) or a laptop computer.

Patent Application #2: Utilizing Mobile Devices As A Communication Proxy For Non-Connected Terminals

An application for a U.S. patent in the name of Jonathan L. Lei and Brian J. Fox and assigned to Warp 9 for Utilizing Mobile Devices As A Communication Proxy For Non-Connected Terminals (Docket No. 23803-277301) was filed on February 21, 2002, by the Company's intellectual property counsel, Pillsbury Winthrop, LLP.

This invention is a method and system in which terminals, appliances and machines without dedicated Internet connections, can complete Internet based transactions by using the connection on the user's handheld device. An example of an application of this invention is a vending machine that can conduct electronic payments without having an internal wireless device that communicates with a server on the Internet. Existing solutions require the vending machine to be equipped with an internal cell phone. Using this invention, the vending machine can communicate with the consumer's handheld device via Infrared or Bluetooth and simply uses the handheld device as the conduit to the Internet for remote payment processing. This invention also covers many other applications including secured doorways, factory floors and smart data acquisition sensors. This invention can also be used in combination with eCapsule technology to facilitate a number of eCapsule solutions.

                           Other Products and Services

Warp 9 ICS

The Company began developing its core e-commerce business in late 1996 and introduced the Warp 9 Internet Commerce System ("Warp 9 ICS") to its first major customer in 1997. The Warp 9 ICS is a proprietary and extensible system that enables any business to expand its operation to the Internet with minimal investment, overhead and risk. A business does not need to invest in new hardware or software in order to utilize the Warp 9 ICS, because the product is offered as a fully managed online catalog solution that includes hosting on the Warp 9 Web server. It provides project management, development, and integration into a company's existing business processes. The Company has packaged the process and technology required for complete e-commerce site deployment.

Warp 9 EMS

Warp 9 EMS is a web-based e-mail campaign and list management system designed for high performance and reliability. EMS's sophisticated technology will allow marketers to send targeted e-mail campaigns that help grow, retain and maximize the lifetime value of their customers. Through content personalization and list segmentation, campaign efforts will result in higher response rates, higher conversion rates and improved customer loyalty. Warp 9 EMS enables unprecedented response rates that are not achievable through traditional forms of direct marketing.

Revenue Model

The Company charges its customers a monthly subscription fee to the Warp 9 ICS and Warp 9 EMS product using an application service provider (ASP) model. Warp 9 ICS is priced between $500/month to $5,000/month depending on the size of the client's e-commerce website. Warp 9 EMS is priced between $100/month to $2,000/month in addition to a price per email sent.

A customer has a high level of incentive to continue the Warp 9 ICS contract because the Company retains ownership of the underlying technology, source code, software programs and scripts that give the web site its functionality. A customer's alternative is to start again from scratch, spending at least $100,000 to build a comparable web site elsewhere (plus on-going maintenance), or cancel its online presence altogether. The Company believes most customers will renew. Likewise, a customer has a high level of incentive to continue the Warp 9 EMS product, if marketing is part of its budget, because segmented e-mail lists cannot be downloaded from EMS unless it pays the $2,000/month fee. Periodic feature enhancements keep customers on the cutting edge of e-mail marketing strategies.

Competitiors

The Company will be subject to intense competition. Several large companies, with greater financial and managerial resources than the Company, and greater name recognition are offering mobile data solutions, and the competition is intense for such a lucrative market.

Warp 9 eCapsule mobile data technology is a very unique and innovative approach to solving the problem of rapidly developing, deploying and managing mobile data applications. Unlike most competitive platforms that are strictly client/server based, the Warp 9 eCapsule Platform has been built from the ground up based on distributed and peer-to-peer architecture that mirrors the nature of mobile devices and networks. In fact, Warp 9's eCapsule technology extends the capabil-ities of client/server solutions.

The Company's management has not been able to identify any offerings from any companies that can be considered direct competition to the Warp eCapsule Platform. While certain market overlaps exist between the Company's eCapsule technology and other solutions, the Warp 9 eCapsule Platform is dsigned to provide unique competitive advantages.

Companies that Warp 9 may compete with in the mobile data market include:

ViaFone

ViaFone's flagship product, ViaFone OneBridge(TM), delivers voice and wireless data applications across all popular communications devices -- land-line, cellular and WAP-enabled phones, PocketPC and Palm handhelds, and RIM BlackBerry pagers. ViaFone OneBridge, which integrates with e-business and legacy systems, enables enterprises to extend workplace productivity beyond the arbitrary boundaries of walls, buildings, and wires. ViaFone OneBridge has a database-driven architecture that runs on any Java application server. It was built on a solid foundation of industry software standards including Java, Extensible Markup Language (XML), and Extensible Stylesheet Language (XSL). At its core is an open, XML-based framework allowing automatic, device-specific rendering over any mobile device.

Brience

Brience 3.0 - Mobile Processing Server is a highly scalable Java and XML based software that operates on a wide range of hardware platforms and supports a multitude of relational databases, legacy systems, packaged software or infrastructure software from leaders such as Openwave, Nokia, Oracle, IBM, BEA, Broadvision, Tibco, Siebel, PeopleSoft, SAP, ATG and several others. The software platform has support for over 200+ mobile devices that are commercially available and operate seamlessly across all major service provider networks.

BroadBeam

BroadBeam provides a wireless software platform called Axio with the following components:

o       ExpressQ - Wireless messaging server.
o       ExpressWeb - Wireless content server.
o Applications Connectors - The Axio platform offers a number of back-end connectors to enterprise applications.
o Development Tools - Broadbeam offers Java, C++ and XML interfaces to enable rapid application development using familiar programming tools.

BroadBeam is a respected big player in "transcoding" technology. Its solution is highly client/server based, very much like Brience with the exception of its advanced store-and-forward messaging server, ExpressQ.

Bonita Software

Bonita Software is a startup, providing Java-based client/server technologies and applications to wireless service providers and device manufacturers. Its platform is composed of the following components:

o ToGo Client Engine - A Java 2 software that provides data s haring and task switching features that enable greater functionality and ease-of-use than standalone J2ME/MIDP applications.

o ToGo Server Engine - Java 2 Enterprise Edition software that sits on the server side and handles incoming commands to complete operations the client side requests.

ThinAirApps

ThinAirApps offers a product called ThinAir Server Platform that is client/server based over a real-time live connection between the client and the server. The server provides a rich execution environment, capable of supporting access from many different types of wireless devices, and allowing applications to serve data and interact with the users of these devices.

ZyDant

ZyDant is a new start-up company working on a product called ZAD. ZAD is currently running on the Palm OS, on the Palm Vx and VIIx devices. ZyDant is working with a strategic partner preparing to enter the pilot project stage. While ZAD is currently targeted at the rapidly growing wireless PDA marketplace, Zydant may choose to extend ZAD to other remote or wireless devices in the future, like selected cell phones, handheld computers, and the online desktop or laptop PC.

MobileSys

MobileSys is a leading wireless infrastructure services provider that includes a global wireless network and wireless messaging software and integrations for major enterprise applications. This company's primary product offerings include:

o MobileSys MX - an extremely reliable, highly scalable 2-way wireless messag-ing engine that can be integrated with mission-critical, enterprise applica-tions.

o The MobileSys Network(TM) - a global wireless data network that links enter-prise applications, ASPs, and eBusinesses with employees, customers, and partners.

                               Marketing Strategy

The Company's marketing strategy is to create a favorable environment to sell its Warp 9 eCapsule Platform. The Company intends to enhance, promote and support the fact that the Warp 9 eCapsule mobile data technology is the most complete and comprehensive solution available in the marketplace for mobile transactions.

In order to create a favorable environment for sales, the Company plans to undertake advertising and promotion efforts. These efforts will be outsourced and will require the services of an advertising firm and public relations firm. The Company plans to interview various firms and select those most capable of assisting the Company with comprehensive advertising and promotion plans. At this time, the company does not intend to hire additional employees to undertake these efforts.


                                 Sales Strategy

After creating a high level of perceived value and building significant demand for sales through its marketing campaign, the Company intends to aggressively sell the Warp 9 eCapsule Platform in the U.S. International sales will follow after achieving initial success in the domestic marketplace.

In its marketing campaign, the Company plans to stress product and service differentiation, value proposition, and position as follows:

Product and Service Differentiation
-----------------------------------

o  Mobile agent software can travel autonomously from device to device
o  Allows for the use of diverse types of wireless smart devices
o  Vast array of features to easily deploy mobile applications
o  Highly scalable due to peer-to-peer and mobile agent architecture
o  High-grade security

Value Proposition
-----------------

The Company's value proposition is simple: The Warp 9 eCapsule Platform allows business to easily create, deploy, and manage data applications for mobile smart devices at a reasonable cost.

Positioning
-----------

Warp 9 can be positioned as offering the superior solution for mobile data transactions. The company's unique advantage is that it can offer a complete mobile data solution that is elegant, efficient, and scalable. It is based on the fundamental concept of "intelligent product encapsulation" combined with the distributed nature of the wireless network. The Company can reposition its competitors by demonstrating that their offerings are inadequate, too costly, and for the most part, simply based on old technology.

International Sales
-------------------

The Company does not plan to undertake international sales until approximately January 1, 2004. The Company will seek strategic partnerships to accomplish international sales.

Sales Margin Structure

"Sales margin structure" represents the discounts from the list price that the Company expects to offer through various channels of distribution. These channels of distribution are expected to be: A) Direct Sales to End Users (executive sales and the Company's own sales force), B) Channel partners and/or Certified Integration Partners, and C) Manufacturers' Representatives. The Company does not currently have any sales agreements in place. The Company's management intends to direct most of its selling efforts toward recruiting channel partners and/or certified integration partners. Accordingly, the Company expects that a majority of its future sales will be derived from these sources.

The Company's management believes that the majority of its sales will be derived from channel partners and certified integration partners. As a result, the sales margin structure must be these independent organizations.

Direct Sales

   o Direct Sales- Full suggested list price.

   o Channel Partners/Certified Integration Partners Sales - 40% off suggested list price.

   o Manufacturer's Representatives - 10% commission

Target Market Segments

The Company has no customers at this time.

The Company's management has identified the following primary target market segments for the Warp 9 eCapsule Platform:

        o   Wireless Carriers
        o   Enterprises
        o   Independent Software Vendors
        o   Device Manufacturers and Embedded Systems Integrators

The D&B/iMarket numbers provided for small, mid-sized, and large companies include all companies in the U.S. with at least 50 employees, not just the four types of companies described in the target aret bullet point list. "Enterprise" encompasses larger corporations, non-profit institutions, and government bodies.

In developing its sales forecast the Company's management has divided the U.S. market into the following end user segments:

Small Customers

According to D&B/iMarket there are 448,311 companies in the U.S. with 50-499 employees (derived fromt he D&B/iMarket Marketplace database of U.S. companies as of October 2001.

Mid-Size Customers

According to D&B/iMarket there are 25,925 companies in the U.S. with 500-4,999 employees.

Large Customers

According to D&B/iMarket there are 913 companies in the U.S. with 5,000 or more employees.


                              Distribution Channels

The Warp 9 eCapsule Platform is a software development and deployment system with many applications. The eCapsule Platform by itself is not a solution to any particular vertical market problem. The Company plans to create partner-ships with system integrators in various vertical market segments and have them license the eCapsule Platform for creating mobile data applications in the respective industries they serve. For example, the Company might work with a vending machine systems integrator to deliver wireless vending solutions based on eCapsule technology.

The Company plans to sell the Warp 9 eCapsule Platform through several channels of distribution, including:

Direct Sales to End Users

The Company's policy is to sell directly to end-users only when other channels of distribution are unavailable. The Company's management expects that direct sales will occur most often with smaller customers.

Channel Partners and/or Certified Integration Partners

The Company plans to identify a number of independent organizations that may serve as channel partners and or certified integration partners. These organizations are likely to have well-established relationships with mid-size to large size customers. Many may also provide specific vertical market applications.

The Company's requirements for channel partners and certified integration partners include: established branding, established market segment, solid reputation, high volume transactions and independent marketing and services organizations.

Executive Sales

Because many of Warp 9's large customers will tend to be top corporate managers, it is important that its Company president and senior managers present its products and services to its customers.

Field Sales Force

The majority of the Company's selling efforts to large accounts will be handled internally through its field sales force. Warp 9 has chosen to use a direct sales force because its large accounts require considerable customer education and post-sales support -- directly from the Company. The Company's price points, pricing structure and profits are such that its cost of sales warrants a "person-to-person" selling strategy.

Manufacturers' Representatives

The Company can supplement its own field sales force by entering into agreements with manufacturers' representatives. Because manufacturers' representatives carry several product/service lines that are compatible with the Company's products and services, Warp 9 plans to select manufacturers representatives carrying complementary and compatible products and services, as well as manufacturers' representatives that sell dissimilar products and services yet ones that are appropriate to their customers' customer.

Telemarketing

The Company plans to use a telemarketing service to perform the following functions:

o       Provide outside sales support
o       Respond to inquiries
o       Generate new sales leads

The Company intends to use outbound telemarketing to sell directly to its target market segments in the U.S. Specifically, the Company plans to hire outside telemarketing service firms to offer its products and services to new accounts within its reseller channel of distribution. The Company plans to test several factors to determine the optimum telemarketing sales campaign.

Selling Order

The Company plans to utilize the following marketing and selling order of events for its direct selling activities:

o       First effort - mail to prospective customers
o       Second effort - telephone prospective customers
o       Third effort - visit prospective customers

Administrative Offices

        The Company currently maintains an office at 6144 Calle Real, Suite 200 Santa Barbara, CA 93117. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining other office facilities at any time in the foreseeable future. The Company pays $7,218 per month for rent.

Employees

        The Company currently employs 8 full-time individuals, all of whom are working at the Company's offices at 6144 Calle Real, Santa Barbara, California. Of those 8 full-time employees, 3 are employed in administrative, marketing, and sales positions, and the remaining 5 are technical employees employed in research, development, and technical product maintenance positions. The Company projects that during the next 12 months, the Company's workforce is likely to increase to 25, with 7 of the new positions being in the administrative, market-ing, and sales areas and the remaining 10 of the new positions being in research, development, and production positions.

        To support the Company's need for technical staffing, the Company has close ties to the computer science department at the University of California at Santa Barbara, where well-qualified programming technicians and software engineers are available. Additionally, the Company has established relationships with technical staffing organizations that continuously offer highly qualified personnel to meet the Company's needs, both locally and from out of the area.

        All of the Company's employees have executed agreements that impose nondisclosure obligations on the employee and in which the employee has assigned to the Company (to the extent permitted by California law) all copyrights and other inventions created by the employee during employment with the Company. The rights underlying the application for the patent of the eCapsule technology have been assigned to the Company. The software underlying the Company's Warp 9 ICS product is protected by applicable copyright laws, and the Company owns all copyrights applicable to the Company. The Company has in place a trade secret protection policy that the Company's management believes to be adequate to protect the Company's intellectual property and trade secrets.


Item 2.  PROPERTIES
         ----------

         Facilities

The Company has no property. The Company currently maintains an office at 6144 Calle Real, Suite 200 Santa Barbara, CA 93117. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining other office facilities at any time in the foreseeable future. The Company pays $7,218 per month for rent.

         Real Property

         None

         Mineral Properties

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of June 30, 2002, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

        No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

        As of the date of this report, there has been no trading or quotation of the Company's common stock from inception to date.

         As of June 30, 2002, there were 51 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------


Results of Operations for Year ended June 30, 2002 Compared to Year Ended
-----------------------------------------------------------------------------
June 30, 2001.
------------------

     The Company had revenues of $811,289 in the fiscal year in 2002 and $858,719 in 2001. The Company incurred expenses of $1,380,271 in 2002 and $1,215,292 in 2001. The Company experienced a loss on operations of ($568,982) in 2002 and ($356,573) in 2001. The net loss was ($586,630) in 2002 and
($395,527) in 2001.  The net loss per share was (0.06) in 2002 and (0.04) in
2001.

     The Company's auditor has issued its Report which contains a "going concern" qualification.

         Liquidity and Capital Resources

     At year end, the Company had cash capital of $87,094 and other current assets of $105,996. The Company had liabilities of $482,442 at year end.


ADDITIONAL FUNDING

        The Company sold 580,053 shares at $1.00 each for net proceeds of $496,765 in a private placement pursuant to Regulation D, Rule 506 and Sec. 4(6) of the Securities Act of 1933 in the year ended June 2002. Funds were used for operating capital.

PROJECTED RESEARCH & DEVELOPMENT COSTS

        The Company expects to expend, in the next year, approximately $700,000 to pay costs associated with completing development of the Warp 9 eCapsule Platform and technology.

                                    Employees

        The Company currently employs 8 full-time individuals, all of whom are working at the Company's offices at 6144 Calle Real, Santa Barbara, California. Of those 8 full-time employees, 3 are employed in administrative, marketing, and sales positions, and the remaining 5 are technical employees employed in research, development, and technical product maintenance positions. The Company projects that during the next 12 months, the Company's workforce is likely to increase to 25, with 7 of the new positions being in the administrative, market-ing, and sales areas and the remaining 10 of the new positions being in research, development, and production positions.

        To support the Company's need for technical staffing, the Company has close ties to the computer science department at the University of California at Santa Barbara, where well-qualified programming technicians and software engineers are available. Additionally, the Company has established relationships with technical staffing organizations that continuously offer highly qualified personnel to meet the Company's needs, both locally and from out of the area.

        All of the Company's employees have executed agreements that impose nondisclosure obligations on the employee and in which the employee has assigned to the Company (to the extent permitted by California law) all copyrights and other inventions created by the employee during employment with the Company. The rights underlying the application for the patent of the eCapsule technology have been assigned to the Company. The software underlying the Company's Warp 9 ICS product is protected by applicable copyright laws, and the Company owns all copyrights applicable to the Company. The Company has in place a trade secret protection policy that the Company's management believes to be adequate to protect the Company's intellectual property and trade secrets.


Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

      Please refer to pages F-1 through F-12.


Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
         Section 16(a)
         -------------

The directors and executive officers of the Company as of June 30, 2002, are as follows:


 Name                               Age              Position                                    Term
-------                             ----             --------                                   ------
Jonathan L. Lei                     30               President, CEO, and Director                Annual
Roger Endo                          30               Director                                    Annual
Louie Ucciferri                     42               Director                                    Annual


Jonathan L. Lei, Chairman, President, and Chief Executive Officer of the Company. Mr. Lei, age 30, in 1996 co-founded Warp 9 Technologies, LLC, the predecessor to the Company. He holds both a Bachelor's degree and a Master of Science degree in Electrical and Computer Engineering from the University of California at Santa Barbara, where he studied and worked in the fields of computer aided design and development of application specific integrated circuits. Before co-founding Warp 9 LLC in 1996, he had been employed by Lockheed Martin (1993), Intel Corp (1995), and RC Electronics (1995-1996). While at Lockheed, Mr. Lei worked in the Palo Alto Research Labs developing Lockheed's next generation data acquisition systems used in structural testing of spacecraft and missiles. At Intel, Mr. Lei worked in the engineering team of the PCI Chipset Division, developing the motherboard chipset commonly known as Triton II. Building on his PCI bus experience at Intel, Mr. Lei worked at RC Electronics where he was the lead designer of a PCI data gathering board that transferred data from a multi-channel data acquisition system to an SCSI subsystem at sustained rates of over 4 Megasamples per second.

Under Mr. Lei's leadership and management, SBnet, the Company's consumer ISP division, grew to over 1500 users before Mr. Lei negotiated a transaction with MindSpring Enterprises to acquire the consumer dialup accounts in July of 1998. During this same period, Mr. Lei acted as the co-developer and visionary of the Company's flagship product, the Warp 9 Internet Commerce System. Following the MindSpring acquisition, Mr. Lei redirected the Company's focus into e-commerce, with sales, marketing, and further development of the Warp 9 ICS. Mr. Lei is the inventor and visionary of the Company's Mobile Commerce System and eCapsule technology and has directed the Company's efforts in wireless transactions. Mr. Lei was an officer and is a lifetime member of Tau Beta Pi, a national engineering honor society.

Roger Endo, age 30. Mr. Endo was a co-founder of the Company's predecessor. He currently serves as a software architect for biotech leader Amgen Inc. Mr. Endo is involved in the design and development of enterprise applications to automate Amgen's drug discovery process. He has been employed at Intel Corporation and Sonatech, Inc. Mr. Endo holds a Bachelor of Science degree and a Master of Science degree in Electrical and Computer Engineering from the University of California at Santa Barbara.

Mr. Endo's experience during the past five years consists of serving as managing member of Warp 9 LLC, the company's predecessor and currently serving as the principal owner and operator of E-Business Direct Inc. The primary customer of E-Business Direct Inc. is Amgen Inc.

Louie Ucciferri, age 42. Mr. Ucciferri is founder and President of Private Equities Group, an investment-banking firm formed in 1995 to provide financial and investment advisory services to early stage companies. He has raised investment capital for both private and public companies and has been instrumental in creating liquidity for investors in the form of public offerings. Since November 1998, he has also served as President of Camden Financial Services, a NASD registered broker dealer that serves as the dealer manager for a real estate company that has raised in excess of $150 million in equity capital for the acquisition of commercial office properties in southern California and Arizona.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

         1. The following people did not file reports under Section 16(a) dur-ing the most recent fiscal year:

         a.       Jonathan L. Lei           President, CEO, and Director
         b.       Roger Endo                Director
         c.       Louie Ucciferri           Director

         2.   For each person, listed by subparagraph letter above:

Number of late                 Number of                 Known failures
reports                        transactions not          to file forms required
                               reported on a
                               timely basis
---------------                -----------------         ----------------------

a.       1                             none                      1

b.       1                             none                      1

c.       1                             none                      1


Item 10. Executive Compensation

         The Company accrued a total of $74,687 in compensation to an execu-tive officer for services rendered to the Company in all capacities during the fiscal year ended June 30, 2002 in addition to the salaries paid to him during the year.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                            Year Ended June 30, 2002

                                   Annual Compensation                         Awards
------------------------- ------------ -------------- ------------ ----------------------- -------------------- --------------------
Name and Principal       Year         Salary ($)     Bonus ($)    Other Annual            Restricted Stock     Securities
Position                                                          Compensation ($)        Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
------------------------- ------------ -------------- ------------ ----------------------- -------------------- --------------------
Jonathan L. Lei,         2000         138,000        0            0                       0                    0
President, CEO           2001         138,000        0            0                       0                    0
Director                 2002         138,000        0            0                       0                    0
------------------------- ------------ -------------- ------------ ----------------------- -------------------- --------------------
Brian Fox*               2000         0              0            0                       0                    0
Chief Technology Officer 2001         108,750        0            0                       0                    0
                         2002         145,000        0            0                       0                    0
------------------------- ------------ -------------- ------------ ----------------------- -------------------- --------------------


* Date of employment - 3/26/2001


Brian J. Fox Employment Agreement. Brian Fox has an Option to purchase 479,000 shares at $1/share from Jon Lei. Such Option is vesting 1/36 per month from march 26, 2001. Mr. Fox has an Option to purchase 479,000 shares at $1/share from the Company's Stock Option Plan Vesting 1/48 per month from March 26, 2001. If terminated by the Company without cause after $5,000,000 of institutional or venture capital investment, then he's is entitled to 6 months of severance pay, option vesting, and health insurance coverage. Mr. Fox's salary is $12,083.33/month ($145,000/year).

Jonathan Lei Employment Agreement. Mr. Lei is employed at $138,000 per year for position of President, CEO, and Director.


                                                  Directors' Compensation
                                                  -----------------------
Name                             Annual  Meeting  Consulting      Number   Number of
                               Retainer  Fees     Fees/Other      of       Securities
                                 Fee ($) ($)      Fees ($)        Shares   Underlying
                                                                  (#)      Options
                                                                           SARs (#)
A. Director             2002      0        0          0            0           0
   Jonathan L. Lei

B. Director
   Roger Endo           2002      0        0          0            0           0

C. Director
   Louie Ucciferri      2002      0        0          57,000       0           0


         Option/SAR Grants Table (None)

Aggregated  Option/SAR  Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

The Company has an incentive stock option and retirement 401(K) plan (non-matching) for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Louie Ucciferri - Director Compensation. Mr. Ucciferri agreed to serve for payment of Director Compensation of $36,000 per year in 2001 and $57,000 in 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of June 30, 2002, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.



                                                               NUMBER OF SHARES          OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS                                                           PERCENTAGE
-----------------------------------------------------------------------------------------------------------
Jonathan L. Lei (1)                                           7,837,002                 77%
c/o Warp 9, Inc.
6144 Calle Real, Suite 200
Santa Barbara, CA  93117

Roger Endo (2)                                                360,000                   3%
c/o Warp 9, Inc.
6144 Calle Real, Suite 200
Santa Barbara, CA  93117

Louie Ucciferri (3)                                           150,100                   1%
c/o Warp 9, Inc.
6144 Calle Real, Suite 200
Santa Barbara, CA  93117

Brian Fox(4)                                                  349,270                   3%
c/o Warp 9, Inc.
6144 Calle Real, Suite 200
Santa Barbara, CA  93117

All directors and executive
officers as a group (3 persons)                               8,696,272                 84%


(1) Jonathan L. Lei is Chairman of the Board of Directors, President, and Chief Executive Officer of the Company

(2)  Roger Endo is a director of the Company.

(3)  Louie Ucciferri is a director of the Company.

(4)  Options which may be exercised within 60 days from date hereof.

Each principal shareholder has sole investment power and sole voting power over the shares.

                                     PART IV

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

Jonathan Lei has been accruing parts of his salary since 1999. That amount is reflected in the Company's Balance Sheet as a liability.

Jonathan Lei's accrued salary is booked as "Officer salaries payable" on the balance sheet, a total of $251,849.

No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

Transactions with Management and Others

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed. transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:

                           None.

                  2.       Exhibits:


                                     INDEX

Regulation
S-K Number      Exhibit                         Page Number
----------      -------                         -----------

3.1             Articles of Incorporation       Incorporated by reference
                                                from 10-SB filed
                                                November 2, 2000

3.2             Bylaws                          Incorporated by reference
                                                from 10-SB filed
                                                November 2, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WARP 9, INC.
                                           (Registrant)

Date: ________________, 2002

                                           ------------------------------------
                                           Jonathan L. Lei, President & Director



                                           DIRECTORS:



                                           ---------------------------------
                                           Roger Endo



                                           ---------------------------------
                                           Louie Ucciferri

ROSE, SNYDER & JACOBS
---------------------
A Corporation of Certified Public Accountants



                          INDEPENDENT AUDITORS' REPORT


     Board of Directors
     Warp 9, Inc.



         We have audited the accompanying balance sheets of Warp 9, Inc. (a Delaware Corporation) (formerly Warp 9 Technologies, LLC) as of June 30, 2002 and 2001 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warp 9, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/ Rose, Snyder & Jacobs
     Rose, Snyder & Jacobs
     A Corporation of Certified Public Accountants

     Encino, California

     September 19, 2002

          ------------------------------------------------------------
          15821 Ventura Boulevard, Suite 490, Encino, California 91436
                 Phone: (818) 461-0600    Fax: (818) 461-0610

                                  WARP 9, INC.
                              FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

                                  WARP 9, INC.


                                TABLE OF CONTENTS


                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                            F-1


BALANCE SHEETS                                                          F-2


STATEMENTS OF OPERATIONS                                                F-3


STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)                            F-4


STATEMENTS OF CASH FLOWS                                                F-5


NOTES TO  FINANCIAL STATEMENTS                                       F-6 - F-12


                                          WARP 9, INC.
                                         BALANCE SHEETS
                                     JUNE 30, 2002 AND 2001
                                             ASSETS

                                                                                       2002              2001
                                                                                      ------            ------
CURRENT ASSETS
Cash                                                                                 $ 87,094          $ 48,447
Accounts receivable, net of allowance for doubtful account of $0                       81,812           123,970
Advance to shareholder                                                                  5,250             7,065
Prepaid expenses                                                                       18,934             9,956
                                                                                      -------            ------

TOTAL CURRENT ASSETS                                                                  193,090           189,438
                                                                                     --------          --------
PROPERTY & EQUIPMENT, notes 3 and 4
Furniture, Fixtures & Equipment                                                        75,127            73,539
Computer Equipment                                                                    126,170           120,622
Commerce Server                                                                        50,000            50,000
Computer Software                                                                       3,535             3,036
Tenant Improvements                                                                    42,194            42,194
                                                                                      -------           -------
                                                                                      297,026           289,391
Less: Accumulated depreciation & amortization                                        (151,609)         (107,412)
                                                                                     ---------         ---------

NET PROPERTY & EQUIPMENT                                                              145,417           181,979
                                                                                     --------          --------
OTHER ASSETS
Lease deposit                                                                           7,029             7,029
Other assets                                                                            2,261             2,752
                                                                                       ------            ------
TOTAL OTHER ASSETS                                                                      9,290             9,781
                                                                                       ------            ------

 TOTAL ASSETS                                                                       $ 347,797         $ 381,198
                                                                                   ==========        ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                                     $ 97,988          $ 90,366
Accrued liabilities                                                                    29,878            31,744
Officer salaries payable                                                              251,849           177,182
Staff salaries payable                                                                 19,211            22,229
Note payable, note 4                                                                   50,000            50,000
Current portion - obligations under capitalized leases, note 3                         17,868            20,711
                                                                                      -------           -------

TOTAL CURRENT LIABILITIES                                                             466,794           392,232
                                                                                     --------          --------

LONG TERM LIABILITIES
Obligations under capitalized leases, note 3                                           15,648            33,746
                                                                                      -------           -------

TOTAL LONG TERM LIABILITIES                                                            15,648            33,746
                                                                                      -------           -------

 TOTAL LIABILITIES                                                                    482,442           425,978
                                                                                     --------          --------

COMMITMENTS & CONTINGENCIES, note 8

SHAREHOLDERS' EQUITY, note 6
Capital Stock                                                                          39,333            33,534
Additional Paid-in Capital                                                          1,343,955           769,802
Stock Issuance Costs                                                                 (285,715)         (202,528)
Accumulated deficit                                                                (1,232,218)         (645,588)
                                                                                   -----------         ---------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                 (134,645)          (44,780)
                                                                                     ---------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIT                                  $ 347,797          $ 381,198
                                                                                    ==========         ==========

                        See independent auditors' report
                       and notes to financial statements.



                                  WARP 9, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                                 2002               2001
                                                                                 ----               ----
Revenue, notes 2 and 9                                                          $   811,289        $   858,719

Cost of revenue, note 2                                                             176,608            123,027
Selling, general and administrative expenses, note 6                              1,014,025          1,014,207
Depreciation and amortization                                                        44,297             39,062
Research and development                                                            145,341             38,996
                                                                                    --------        -----------

TOTAL COST AND EXPENSES                                                           1,380,271          1,215,292
                                                                                  ----------        -----------

OPERATING LOSS                                                                     (568,982)          (356,573)
                                                                                   ---------          ---------
OTHER INCOME (EXPENSES)
Interest income                                                                       3,688              4,139
Loss on disposal of assets                                                                -            (25,366)
Interest expense                                                                    (21,336)           (17,727)
                                                                                    --------           --------

TOTAL OTHER INCOME (EXPENSES)                                                       (17,648)           (38,954)
                                                                                 -----------         ----------

NET LOSS                                                                         $ (586,630)        $ (395,527)
                                                                                 ===========        ===========

Basic and diluted loss per share                                                    $ (0.06)           $ (0.04)
                                                                                    ========           ========

Weighted average number of shares                                                10,033,494          9,620,114
                                                                                 ===========         ==========


                        See independent auditors' report
                       and notes to financial statements.



                                                  WARP 9, INC.
                                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                      Additional      Stock
                                                        Common          Paid-in      Issuance       Accumulated
                                        Shares          Stock          Capital        Cost            Deficit         Total
                                       --------         ------         --------       -----           --------        -----
Balance, June 30, 2000                    3,194,807       $ 31,948        $612,768    $ (172,117)      $ (250,061)      $ 222,538

Stock split, note 6                       6,389,614              -               -             -                -               -

Issuance of common stock, note 6            158,620          1,586         157,034       (30,411)               -         128,209

Net loss                                          -              -               -             -         (395,527)       (395,527)
                                       ------------      ---------     -----------    -----------      -----------       ---------

Balance, June 30, 2001                    9,743,041         33,534         769,802      (202,528)        (645,588)        (44,780)

Issuance of common stock, note 6            580,053          5,799         574,153       (83,187)               -         496,765

Net loss                                          -              -               -             -         (586,630)       (586,630)
                                       ------------      ---------     -----------    -----------        ---------       ---------

Balance, June 30, 2002                 $ 10,323,094       $ 39,333     $ 1,343,955    $ (285,715)     $(1,232,218)     $ (134,645)
                                       ============      =========     ===========    ===========     ============     ===========


                        See independent auditors' report
                       and notes to financial statements.



                                  WARP 9, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                                  2002              2001
                                                                                 ------            ------
OPERATING ACTIVITIES
Net loss                                                                        $ (586,630)       $ (395,527)
Adjustments to reconcile net loss to net
  cash used by operating activities:
Depreciation and amortization                                                       44,297            39,062
Consulting services paid with shares of common stock                               100,000                 -
Loss on disposal of fixed assets                                                         -            25,166
(Increase) in accounts receivable                                                   42,158            (1,368)
(Increase) in prepaid expenses                                                       6,022            (2,433)
Decrease in other assets                                                             2,206             5,842
Increase in officer salaries payable                                                74,667            62,946
Increase (Decrease) in accounts payable                                              6,033           (18,754)
Increase (Decrease) in staff salaries payable & other liabilities                   (4,884)            9,838
                                                                                    -------           -------

Net cash used by operating activities                                             (316,131)         (275,228)
                                                                                  ---------         ---------
INVESTING ACTIVITIES
Purchase of property & equipment                                                    (6,046)          (38,341)
                                                                                    -------          --------

Net cash used by investing activities                                               (6,046)          (38,341)
                                                                                    -------          --------
FINANCING ACTIVITIES
Issuance of common stock, net of costs                                             381,765            88,209
Payments on capitalized lease obligations                                          (20,941)          (22,860)
                                                                                   --------          --------

Net cash provided by financing activities                                          360,824            65,349
                                                                                   --------           ------

Net increase (decrease) in cash                                                     38,647          (248,220)

Cash at beginning of year                                                           48,447           296,717
                                                                                    -------          -------

Cash at end of year                                                              $  87,094          $ 48,497
                                                                                  =========         ========

Supplemental disclosure of cash flow information
  Cash paid during the years for:

Interest                                                                         $  21,336          $ 17,727
                                                                                  =========         ========

Income taxes                                                                      $  1,300               $ -
                                                                                  ========          ========


                        See independent auditors' report
                       and notes to financial statements.

                                  WARP 9, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


1.   ORGANIZATION

     Warp 9, Inc. (the "Company") was incorporated in the state of Delaware, under the name of eCommerceland, on August 27, 1999. The Company, based in Goleta, California, began operations October 1, 1999. Prior to October 1, 1999, the Company was operated as WARP 9 Technologies, LLC, ("Warp 9") a California limited liability company. Warp 9 was merged with and into eCommerceland effective at its close of business, September 30, 1999, and on December 21, 2000 changed its name to Warp 9, Inc. For accounting and reporting purposes, the "merger" was considered a continuation of the same business, under a different type of entity. The operations and ownership of Warp 9, Inc. were substantially the same as Warp 9 Technologies, LLC. The Company's primary source of income is service of their Warp 9 contracts, which relates to Internet data service and fully hosted web based software products.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Going concern
     -------------
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses, negative cash flows from operations and the working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. As discussed in note 11, the Company is contemplating a public offering as well as the sale of securities through a Private Placement Memorandum. Management believes these offerings will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

     Revenue recognition
     -------------------
     The Company recognizes income when the service is provided. Most of the income is generated from monthly fees from clients who subscribe to the Company's fully hosted web products on terms ranging from six months to one year. When the term ends, clients normally go on a month-to-month basis or extend the contract for another six months to one year.

     Cost of Revenue
     ---------------
     Cost of revenue includes the direct costs of operating the Company's network, including telecommunications charges, and software related costs.

     Research and Development
     ------------------------
     Research and development costs are expensed as incurred. Total research and development costs were $145,341 and $39,996 for the years ended June 30, 2002 and 2001, respectively.


     Cash and Cash Equivalent
     ------------------------
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts, the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.


                       See independent auditors' report.

                                  WARP 9, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair value of financial instruments
     -----------------------------------
     The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of June 30, 2002 and 2001, the Company's capital lease obligations and notes payable have stated borrowing rates that are consistent with those currently available to the Company and, accordingly, the Company believes the carrying value of these debt instruments approximates their fair value.


     Property and Equipment
     ----------------------
     Property and equipment are stated at cost, and are depreciated or amortized using the straight-line method over the following estimated useful lives:


                Furniture, fixtures & equipment                 7 Years
                Computer equipment                              5 Years
                Commerce server                                 5 Years
                Computer software                           3 - 5 Years
                Tenant improvements                 Length of the lease


     Property and equipment includes assets leased under capitalized leases with an original cost of $67,474 and $77,739 at June 30, 2002 and 2001, respectively. Amortization of assets under capitalized leases is included in depreciation and amortization expense. During the years ended June 30, 2002 and 2001, additions to fixed assets through capitalized leases totaled $0 and $35,960, respectively.

     Concentrations of Business and Credit Risk
     ------------------------------------------
     The Company operates in a single industry segment. The Company markets its services to companies and individuals in many industries and geographic locations. The Company's operations are subject to rapid technological advancement and intense competition in the telecommunications industry.

     Accounts receivable represent financial instruments with potential credit risk. The Company typically offers its customers credit terms. The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral. In the event of nonpayment, the Company has the ability to terminate services.

     Advertising Costs
     -----------------
     The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $9,002 and $12,924 for the years ended June 30, 2002 and 2001, respectively.

     Stock-Based Compensation
     ------------------------
     The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

     Income Taxes
     ------------
     The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.


                       See independent auditors' report.

                                  WARP 9, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


3.    OBLIGATIONS UNDER CAPITALIZED LEASES

        Lessor          Description                                       2002            2001
        ----------      -----------------------------                     ----            ----
        Bancorp         Payable in monthly installments of $362,        $     -         $ 1,049
                        interest at 20%, matured in November, 2001.

        C.I.T.          Payable in monthly installments of $166,          2,355           3,794
                        interest at 18%, matures in October, 2003.

        Amano           Payable in monthly installments of $285,          4,339           7,707
                        interest at 15%, matures in December, 2003.

        Avaya           Payable in monthly installments of $655,         16,698          20,978
                        interest at 16%, matures in December, 2004.

        First Federal   Payable in monthly installments of $463,          4,328           8,558
                        interest at 7%, matures in October, 2002.

        Advanta         Payable in monthly installments of $539,          5,796          12,371
                        interest at 11%, matures in February, 2003.     -------         -------

                                                                         33,516          54,457
                        Less current portion                             17,868          20,711
                                                                        -------         -------
                          Long-term portion of obligations under
                           capitalized leases                           $15,648         $33,746
                                                                        =======         =======


      Minimum annual lease payments under capitalized lease obligations at June 30, 2002 are as follows:

                                        Fiscal Year
                                        -----------

                                           2003                 $23,718
                                           2004                   9,950
                                           2005                   3,930
                                                                -------
                                                                 37,598

                        Less amounts representing interest        4,082
                                                                -------
                                                                 33,516

                        Less current portion                     17,868
                                                                -------

        Long term portion of capitalized lease obligations      $15,648
                                                                =======

                       See independent auditors' report.

                                  WARP 9, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001




4.   NOTE PAYABLE

     The Company has a note payable to a vendor in the amount of $50,000, bearing interest at 10%, with monthly interest payment only. The maturity date, which was originally October 15, 2001, was subsequently amended to March 15, 2002. The Company is currently renegotiating the terms (see note
     8). This note is secured by certain equipment of the Company.


5.   INCOME TAXES

     At June 30, 2002, the Company has available for federal and state income tax purposes, net operating loss carryforwards of approximately $1,034,000 and $1,032,000, respectively, which begin to expire in 2020 and 2005, respectively.

     The primary difference between the Company's effective income tax rate and the statutory federal rate for the years ended June 30, 2002 and 2001 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization. The valuation allowance was $560,000 and $327,000 at June 30, 2002 and 2001,
     respectively, representing an increase of $233,000 for the year ended June 30, 2002.

     A reconciliation of income tax expense that would result from applying the domestic Federal statutory rate to pre-tax income, with federal income tax expense presented in the financial statements is as follows:

                                                        2002            2001
                                                       ------          ------
     Income tax benefit computed
     at U.S. federal statutory rate (34%)               198,000          97,000

     State income taxes, net of benefit federal taxes    35,000          17,000

     Less valuation allowance                          (233,000)       (114,000)
                                                       ---------       ---------

        Income tax expense                                    -               -
                                                       =========       =========


     The deferred income tax benefit at June 30, 2002, and 2001 and reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of, deferred tax assets and liabilities are approximately as follows:


                                           2002            2001
                                          ------          ------
     Depreciation                       $  47,000       $  59,000
     Net operating loss carryforwards     413,000         198,000
     Officer salaries payable             100,000          70,000
                                        ----------      ----------
                                          560,000         327,000

        Less:  valuation allowance       (560,000)       (327,000)
                                        ----------      ----------
           Deferred income tax asset    $       -       $       -
                                        ==========      ==========


                       See independent auditors' report.

                                  WARP 9, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



6.   CAPTIAL STOCK

     At June 30, 2002, the Company's $.01 par value common stock authorized is 15,000,000.
     On January 8, 2001, the Company declared a 3 for 1 stock split of its common stock. Subsequently, through private offering, the Company sold an additional 118,620 shares of stock for a total of $88,209, net of $30,411 of stock issuance costs. The Company also issued 40,000 shares of common stock to its landlord in exchange for $40,000 of improvements to the premises during the year ended June 30, 2001.

     At June 30, 2002, 1,800,000 shares were reserved for the shares to be issued under the Company's stock option plan (see note 7).

     During the year ended June 30, 2002, the Company sold an additional 465,053 shares of stocks for a total of $381,765, net of $83,187 of stock issuance costs. The Company also issued 115,000 shares of common stocks to outside entities in exchange for $115,000 of consulting services for which $100,000 was expensed during the year ended June 30, 2002. The additional balance was recorded as prepaid expense as of June 30, 2002.

     On June 20, 2002, the Company received $68,659 for issuance of 68,760 common shares (included in the above 465,053 shares). The stock certificate was issued subsequent to in July 2002. However, the 68,760 shares were considered outstanding common shares and were included in the computation of the basic EPS at June 30, 2002.

     The weighted average number of share used for the calculation of diluted loss per share is the same as the one used for the basic loss per share. The inclusion of any potential shares to be issued would have had an anti-dilutive effect due to the Company generating a loss.


7.   STOCK OPTIONS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary of the date on which the Option was granted (fifth anniversary in the case of an Incentive Option granted to a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Incentive Option shall be no less than the Fair Market Value of the Common Stock on the date the Option is granted (110% of the Fair Market Value in the case of a greater-than-10% stockholder). The purchase price per share of the Common Stock under each Nonqualified Option shall be specified by the Board at the time the Option is granted, and may be less than, equal to or greater than the Fair Market Value of the shares of Common Stock on the date such Nonqualified Option is granted, but shall not be less than the par value of shares of Common Stock. The plan provides specific language as to the termination of Options granted hereunder.



                       See independent auditors' report.

                                  WARP 9, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



7.   STOCK OPTIONS (Continued)

     SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. The pro-forma net loss is the same as the net loss presented on the statements of operations. The fair value of options granted, which has been estimated at $0 at the date of grant was determined using the Black-Scholes Option pricing model with the following assumptions:


                                                      2002            2001
                                                     ------          ------
        Risk free interest rate                  4.57% to 4.97%   5.14% to 6.44%
        Stock volatility factor                       0.01            0.01
        Weighted average expected option life       10 years        10 years
        Expected dividend yield                       None            None


     A summary of the Company's stock option activity and related information follows:

                                                        Year ended                    Year ended
                                                      June 30, 2002                 June 30, 2001
                                                      -------------                 -------------
                                                                Weighted                        Weighted
                                                                average                         average
                                                                excercise                       excercise
                                                Options         price           Options         Price
                                                -------         ----------      -------         ---------
        Outstanding-beginning of year           594,000         $1.00            22,500         $1.00
        Granted                                  56,000          1.00           571,500          1.00
        Exercised                                     -             -                 -             -
        Forfeited                               (15,375)         1.00                 -             -
                                                --------        ----------      -------         -----
        Outstanding-end of year                 634,625         $1.00           594,000         $1.00
                                                ========        ==========      =======         =====
        Exercisable at the end of year          196,479         $1.00             7,563         $1.00
                                                ========        ==========      =======         =====
        Weighted average fair value of
          options granted during the year                       $   -                           $   -
                                                                ==========                      =====


     The weighted average remaining contractual life of options as of June 30, 2002 was as follows:

                                              Weighted
                                              average
                        Number of             remaining
        Exercise        options               contractual             Options
        price           outstanding           life (years)          exerciseable
        --------        -----------           ------------          ------------
        $ 1.00          634,625                   8.69                 196,479





                       See independent auditors' report.

                                  WARP 9, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



8.   COMMITMENTS AND CONTINGENCIES

     Operating Leases
     ----------------
     The following is a schedule, by years, of future minimum rental payments required under operating leases for the facilities and equipment. The lease for the facilities expires in 2007, and has 3 options to renew for each an additional period of one year. The following is a schedule of minimum lease payments for the next five years.


                2003                    $ 113,500
                2004                      110,500
                2005                       90,400
                2006                       86,600
                2007                       57,700
                                        ---------

                Total                   $ 458,700
                                        =========


     Total lease expense for the years ended June 30, 2002 and 2001 was $117,075 and $172,421, respectively.

     Loan Default
     ------------
     The note payable of $50,000 has a default clause that allows the lender to assess late payment charges in the amount of 10% of the delinquency. At the date of issuance of these financial statements, it was unknown whether the creditor would assess such delinquency charges, and if so, what the delinquency amount it would be based on.


9.   CONCENTRATIONS

     For the years ended June 30, 2002 and 2001, the Company had one major customer who represented 23% and 16% of total revenue, respectively.

     Total accounts receivable from this major customer represented 54% and 33% of total amounts due from customers at June 30, 2002 and 2001, respectively.


10.  RELATED PARTY TRANSACTIONS

     In May 2002, the Company entered into a four month agreement with one of the Company's directors. According to the agreement the director will try to raise funds for the Company and expand the Company's business opportunities. In return, as compensation for the service rendered under the agreement, the Company will pay the director $10,000 per month.


11.  SUBSEQUENT EVENTS

     The Company is in the process of launching another Private Placement Memorandum in March 2003, to promote the sale of securities, and is contemplating a Public offering for the sale of securities in the future. In addition, on September 2002, the Company has formed a strategic alliance with Industrial Electronic Engineers, Inc., a worldwide manufacturer of electronic display solutions. Management believes that this transaction should expand the Company access to additional customers and open new market opportunities.



                       See independent auditors' report.