Form 10QSB
period 2002-09-30
WARP 9 INC
filed 2003-03-24
CIK 1143332

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
September 30, 2002                                        000-49667



                                  Warp 9, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       77-0522115
         --------                                       ----------
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

                         10,348,094 as of September 30, 2002

                                  WARP 9, INC.
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

                                  WARP 9, INC.
                                 BALANCE SHEETS
                                   UNAUDITED

                            ASSETS
                                                                (Unaudited)
                                                                 September 30,    June 30,
                                                                   2002            2002
                                                                   -----           -----
CURRENT ASSETS
Cash                                                                $ 31,548       $ 87,094
Accounts receivable, net of allowance for doubtful account of $0      79,823         81,812
Advance to shareholder                                                     -          5,250
Prepaid expenses                                                       6,120         18,934
                                                                      ------        -------

TOTAL CURRENT ASSETS                                                 117,491        193,090
                                                                    --------       --------


PROPERTY & EQUIPMENT
Furniture, Fixtures & Equipment                                       75,127         75,127
Computer Equipment                                                   137,596        126,170
Commerce Server                                                       50,000         50,000
Computer Software                                                      3,535          3,535
Tenant Improvements                                                   42,194         42,194
                                                                     -------        -------
                                                                     308,452        297,026
 Less: Accumulated depreciation & amortization                      (163,348)      (151,609)
                                                                    ---------      ---------

NET PROPERTY & EQUIPMENT                                             145,104        145,417
                                                                    --------       --------


OTHER ASSETS
Lease deposit                                                          7,029          7,029
Other assets                                                           2,261          2,261
                                                                      ------         ------
 TOTAL OTHER ASSETS                                                    9,290          9,290
                                                                      ------         ------

TOTAL ASSETS                                                       $ 271,885      $ 347,797
                                                                  ==========     ==========

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable                                                        $ 50,000       $ 50,000
Accounts payable                                                      77,996         97,988
Accrued liabilities                                                   34,905         29,878
Officer salaries payable                                             259,099        251,849
Staff salaries payable                                                19,198         19,211
Current portion -obligations under capitalized leases                 17,868         17,868
                                                                     -------        -------

TOTAL CURRENT LIABILITIES                                            459,066        466,794
                                                                    --------       --------

LONG TERM LIABILITIES
Obligations under capitalized leases                                 20,684         15,648
Deposit - shareholder                                                17,650              -
                                                                     -------        -------
 TOTAL LONG TERM LIABILITIES                                         38,334         15,648
                                                                     -------        -------

TOTAL LIABILITIES                                                   497,400        482,442
                                                                    --------       --------


COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT
Capital Stock                                                         39,583         39,333
Additional Paid-in Capital                                         1,368,705      1,343,955
Stock Issuance Costs                                                (291,371)      (285,715)
Accumulated deficit                                               (1,342,432)    (1,232,218)
                                                                  -----------    -----------

 TOTAL SHAREHOLDERS' DEFICIT                                        (225,515)      (134,645)
                                                                    ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 271,885      $ 347,797
                                                                  ==========     ==========

Prepared without audit.
See accountants' review report and notes to financial statements.


                                  WARP 9, INC.
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED



                                                                 Three                     Three
                                                              months ended             months ended
                                                          September 30, 2002        September 30, 2001
                                                          -------------------       ------------------

REVENUE                                                               $ 207,121                  $ 217,641

COST OF REVENUE                                                         (28,109)                   (40,313)
                                                                        --------                   --------


  GROSS PROFIT                                                          179,012                    177,328

OPERATING EXPENSES
Selling, general and administrative expenses                            237,232                    222,400
Depreciation and amortization                                            11,740                      9,202
Research and development                                                 36,254                     36,250
                                                                        -------                    -------
TOTAL OPERATING EXPENSES                                                285,226                    267,852
                                                                        -------                    -------

OPERATING LOSS                                                         (106,214)                   (90,524)
                                                                       ---------                   --------

OTHER INCOME (EXPENSES)
Interest income                                                           1,569                        118
Interest expense                                                         (5,569)                    (5,642)
                                                                         -------                    -------
TOTAL OTHER INCOME (EXPENSES)                                            (4,000)                    (5,524)
                                                                         -------                    -------

NET LOSS                                                             $ (110,214)                 $ (96,048)
                                                                     ===========                 ==========


BASIC AND DILUTED LOSS PER SHARE                                        $ (0.01)                 $   (0.01)
                                                                        ========                 ==========


WEIGHTED AVERAGE NUMBER OF SHARES                                    10,336,409                  9,793,204
                                                                    ===========                 ==========


See notes to financial statements.



                                  WARP 9, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   UNAUDITED



                                                                          Additional          Stock
                                                            Common         Paid-in         Issuance        Accumulated
                                           Shares           Stock         Capital            Cost            Deficit           Total
                                          -------           ------       --------           -----           --------           -----

Balance at July 1, 2001                 9,743,041       $ 33,534       $ 769,802        $ (202,528)      $ (645,588)      $ (44,780)

Issuance of common stock                  100,000          1,000          99,000           (25,514)               -          74,486

Net loss                                        -              -               -                 -          (96,048)        (96,048)
                                        ---------        -------       ---------         ---------        ---------         --------

Balance at September 30, 2001           9,843,041         34,534         868,802          (228,042)        (741,636)        (66,342)

Issuance of common stock                  480,053          4,799         475,153           (57,673)               -         422,279

Net loss                                        -              -               -                 -         (490,582)       (490,582)
                                        ---------        -------       ---------         ---------        ---------        ---------

Balance at June 30, 2002               10,323,094         39,333       1,343,955          (285,715)      (1,232,218)       (134,645)

Issuance of common stock                   25,000            250          24,750            (5,656)               -          19,344

Net loss                                        -              -               -                 -         (110,214)       (110,214)
                                        ---------        -------       ---------          --------        ---------        ---------

Balance at September 30, 2002          10,348,094       $ 39,583     $ 1,368,705        $ (291,371)    $ (1,342,432)     $ (225,515)
                                       ===========      =========    ============        ===========    =============    ===========



See  notes to financial statements.


                                  WARP 9, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   UNAUDITED





                                                                         Three                     Three
                                                                     months ended               months ended
                                                                  September 30, 2002         September 30, 2001
                                                               -  -------------------     -  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (110,214)                $ (96,048)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                     11,739                     9,202
Decrease (increase) in account receivable                                          1,989                    (3,186)
Decrease (increase) in prepaid expenses                                           12,814                       296
Decrease (increase) in accounts payable                                          (19,992)                   (7,019)
Decrease (increase) in officer salaries payable                                   12,500                    23,667
Decrease (increase) in other liabilities                                           5,014                      (721)
                                                                                  ------                     -----

            NET CASH USED IN OPERATING ACTIVITIES                                (86,150)                  (73,809)
                                                                                 --------                  --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on loan to officer                                                             -                    (1,200)
Purchase of property & equipment                                                  (1,081)                     (498)
                                                                                  -------                     -----

            NET CASH USED IN INVESTING ACTIVITIES                                 (1,081)                   (1,698)
                                                                                  -------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                          19,344                    74,486
Deposit for shares of common stock                                                17,650                         -
Payments on capitalized lease obligations                                         (5,309)                   (6,286)
                                                                                  -------                   -------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                               31,685                    68,200
                                                                                 -------                   ------

                     NET DECREASE IN CASH                                        (55,546)                   (7,307)
                                                                                 --------                   -------


CASH AT BEGINNING OF PERIOD                                                       87,094                    48,447
                                                                                 -------                   ------

CASH AT END OF PERIOD                                                           $ 31,548                  $ 41,140
                                                                                ========                 ========

Supplementary disclosures:
 Interest paid                                                                   $ 5,569                   $ 5,642
                                                                                ========                  =======

Capitalized lease contracted                                                    $ 10,345                       $ -
                                                                                ========                  =======


..
See notes to financial statements.

                                  WARP 9, INC.
                         NOTES TO FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended June 30, 2002.

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


2.   CAPTIAL STOCK

     The weighted average number of shares used for the basic and diluted loss per share was calculated as if the stock-split occurred at July 1, 2000. The weighted average number of shares used for the calculation of diluted loss per share is the same as the one used for the basic loss per share. The inclusion of any potential shares to be issued would have had an anti-dilutive effect due to the Company generating a loss.


3.   WARRANTS

     During the three months ended September 30, 2002, the Company granted warrants to purchase 38,750 shares of common stock at a price of $1 per share to two individuals. These warrants expire in 2007.



See notes to financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2001


The Company had revenues of $207,121 in the period in 2002, compared to $217, 641 of revenues in 2001.

The cost of revenues was $28,109 in 2002 and $40,313 in 2001, a 30% decrease, in the period. This decrease in cost of revenue was primarily attributed to lowering and consolidation of Internet bandwidth consumed by the Company's hosted e-commerce solutions.

Operating expenses totaled $285,226 in the quarter in 2002 compared to $237,232 in the quarter in 2001. In the quarter in 2002, the largest component of operating expenses was $237,232 in selling and general and administrative expenses. Selling and general administrative expenses included $14,500 of salaries accrued by the Company's Chief Executive Officer and 15,000 shares of stock compensation in exchange for $15,000 of services from a business consultant.

The net operating loss was ($106,214) in the quarter in 2002 and ($90,524) in the quarter in 2001. The net loss after interest was ($110,214) in 2002 compared to ($96,048) in 2001. The net loss per share was ($.01) in the quarter in 2002 and 2001.

The Company anticipates that the trend of losses will continue at similar rates for the next several quarters as it continues its operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $31,548 in cash capital at the end of the period and current assets of $117,491. Current liabilities were $459,066 at quarter end. The Company will need to either borrow or make private placement of stock in order to fund continual operations at the current pace. No assurance exists as to the ability to achieve loans or make private placements of stock.

Evaluation of Internet and Disclosure Controls
---------------------------------------------------------

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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



                                         WARP 9, INC.



Date: March 21, 2003                       /s/ Jonathan L. Lei
                                         -----------------------------
                                         Jonathan L. Lei, President