Form 10QSB
period 2002-12-31
WARP 9 INC
filed 2003-03-24
CIK 1143332

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
- -----------------                                    ----------------------
December 31, 2002                                        000-49667



                                  Warp 9, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       77-0522115
         --------                                       ----------
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

                         10,383,094 as of December 31, 2002

                                  WARP 9, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



                                  WARP 9, INC.
                                 BALANCE SHEETS
                                    UNAUDITED


                            ASSETS
                                                                (Unaudited)
                                                                 December 31,     June 30,
                                                                   2002            2002
                                                               -   -----        -  -----
CURRENT ASSETS
Cash                                                                $ 57,319       $ 87,094
Accounts receivable, net of allowance for doubtful account of $0      59,857         81,812
Advance to shareholder                                                     -          5,250
Prepaid expenses                                                       5,099         18,934
                                                                      ------        -------

TOTAL CURRENT ASSETS                                                 122,275        193,090
                                                                    --------       --------


PROPERTY & EQUIPMENT
Furniture, Fixtures & Equipment                                       75,127         75,127
Computer Equipment                                                   137,596        126,170
Commerce Server                                                       50,000         50,000
Computer Software                                                      3,535          3,535
Tenant Improvements                                                   42,194         42,194
                                                                     -------        -------
                                                                     308,452        297,026
 Less: Accumulated depreciation & amortization                      (175,451)      (151,609)
                                                                    ---------      ---------

NET PROPERTY & EQUIPMENT                                             133,001        145,417
                                                                    --------       --------


OTHER ASSETS
Lease deposit                                                          7,029          7,029
Other assets                                                           2,261          2,261
                                                                      ------         ------
 TOTAL OTHER ASSETS                                                    9,290          9,290
                                                                      ------         ------

TOTAL ASSETS                                                       $ 264,566      $ 347,797
                                                                  ==========     ==========

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable                                                        $ 50,000       $ 50,000
Accounts payable                                                      84,697         97,988
Accrued liabilities                                                   26,464         29,878
Officer salaries payable                                             278,366        251,849
Staff salaries payable                                                17,658         19,211
Current portion -obligations under capitalized leases                 17,868         17,868
                                                                     -------        -------

TOTAL CURRENT LIABILITIES                                            475,053        466,794
                                                                    --------       --------

LONG TERM LIABILITIES
Obligations under capitalized leases                                  14,166         15,648
Deposit - shareholder                                                 17,650              -
                                                                     -------             --
 TOTAL LONG TERM LIABILITIES                                          31,816         15,648
                                                                     -------        -------

TOTAL LIABILITIES                                                    506,869        482,442
                                                                    --------       --------


COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT
Capital Stock                                                         39,933         39,333
Additional Paid-in Capital                                         1,403,355      1,343,955
Stock Issuance Costs                                                (293,166)      (285,715)
Accumulated deficit                                               (1,392,425)    (1,232,218)
                                                                  -----------    -----------

 TOTAL SHAREHOLDERS' DEFICIT                                        (242,303)      (134,645)
                                                                    ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 264,566      $ 347,797
                                                                  ==========     ==========

See notes to financial statements.


                                  WARP 9, INC.
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED



                                                   Three                    Six                   Three                   Six
                                                months ended           months ended            months ended           months ended
                                             December 31, 2002       December 31, 2002      December 31, 2001      December 31, 2001
                                           -------------------     ------------------      -------------------    -----------------

REVENUE                                        $ 225,287                $ 432,408             $ 216,053               $ 433,694

COST OF REVENUE                                  (29,078)                 (57,187)              (33,668)                (73,981)
                                                 --------                 --------              --------                --------


  GROSS PROFIT                                   196,209                  375,221               182,385                 359,713

OPERATING EXPENSES
Selling, general and
 administrative expenses                         186,866                  424,098               230,437                 452,837
Depreciation and amortization                     12,103                   23,843                12,141                  21,343
Research and development                          36,250                   72,504                36,471                  72,721
Business development                                   -                        -                90,000                  90,000
                                                 --------                 --------               -------                 ------
TOTAL OPERATING EXPENSES                         235,219                  520,445               369,049                 636,901
                                                 --------                 --------              --------                -------

OPERATING LOSS                                   (39,010)                (145,224)             (186,664)               (277,188)
                                                 --------                ---------             ---------               ---------

OTHER INCOME (EXPENSES)
Interest income                                        -                       99                   234                     352
Interest expense                                  (5,471)                 (11,040)               (5,295)                (10,937)
Other income (expenses)                           (5,512)                  (4,042)                    -                       -
                                                 ---------               ---------             ---------               ---------
TOTAL OTHER INCOME (EXPENSES)                    (10,983)                 (14,983)               (5,061)                (10,585)
                                                 --------                 --------             ---------                --------

NET LOSS                                       $ (49,993)              $ (160,207)           $ (191,725)             $ (287,773)
                                                ==========              ===========           ===========             ===========


BASIC AND DILUTED LOSS PER SHARE                 $ (0.00)              $    (0.02)           $    (0.02)             $    (0.03)
                                                ==========              ===========           ===========             ===========


WEIGHTED AVERAGE NUMBER OF SHARES             10,365,268               10,334,770             9,971,130               9,882,167
                                                ===========             ===========           ==========              =========

See notes to financial statements.


                                  WARP 9, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   UNAUDITED






                                                                         Additional          Stock
                                                            Common         Paid-in         Issuance        Accumulated
                                           Shares           Stock         Capital            Cost            Deficit           Total
                                           -------         ------       --------          -----            --------            -----

Balance at June 30, 2001               9,743,041       $ 33,534       $ 769,802        $ (202,528)      $ (645,588)       $ (44,780)

Issuance of common stock                 333,293          3,333         329,961           (49,434)               -          283,860

Net loss                                       -              -               -                 -          287,773)        (287,773)
                                        --------       --------        ---------        ---------        ----------        ---------

Balance at December 31, 2001          10,076,334         36,867       1,099,763          (251,962)        (933,361)         (48,693)

Issuance of common stock                 246,760          2,466         244,192           (33,753)               -          212,905

Net loss                                       -              -               -                 -         (298,857)        (298,857)
                                        --------       --------        ---------        ---------        ----------        ---------

Balance at June 30, 2002              10,323,094         39,333       1,343,955          (285,715)      (1,232,218)        (134,645)

Issuance of common stock                  60,000            600          59,400            (7,451)               -           52,549

Net loss                                       -              -               -                 -         (160,207)        (160,207)
                                        --------       --------        ---------         ---------       ----------        ---------

Balance at December 31, 2002          10,383,094       $ 39,933     $ 1,403,355        $ (293,166)    $ (1,392,425)      $ (242,303)
                                      ===========      =========    ============        ===========    =============      ==========


See notes to financial statements.


                                  WARP 9, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   UNAUDITED



                                                                          Six                       Six
                                                                     months ended               months ended
                                                                   December 31, 2002         December 31, 2001
                                                               -   ------------------     -  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (160,207)               $ (287,773)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                     23,842                    21,343
Decrease (increase) in account receivable                                         21,955                    (6,769)
Decrease (increase) in prepaid expenses                                           13,835                     4,396
Decrease (increase) in other assets                                                    -                       323
Decrease (increase) in accounts payable                                          (13,291)                   60,014
Decrease (increase) in officer salaries payable                                   31,767                    30,667
Decrease (increase) in other liabilities                                          (4,967)                    4,170
                                                                                  -------                   -----

            NET CASH USED IN OPERATING ACTIVITIES                                (87,066)                 (173,629)
                                                                                 --------                 ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                                                  (1,081)                   (2,499)
                                                                                  -------                   -------

            NET CASH USED IN INVESTING ACTIVITIES                                 (1,081)                   (2,499)
                                                                                  -------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                          52,549                   193,860
Deposit for shares of common stock                                                17,650                         -
Payments on capitalized lease obligations                                        (11,827)                   (9,714)
                                                                                 --------                   -------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                               58,372                   184,146
                                                                                 -------                   -------

               NET INCREASE (DECREASE) IN CASH                                   (29,775)                    8,018
                                                                                 --------                    -----


CASH AT BEGINNING OF PERIOD                                                       87,094                    48,447
                                                                                 -------                   ------

CASH AT END OF PERIOD                                                           $ 57,319                  $ 56,465
                                                                                =========                 ========

Supplementary disclosures:
 Interest paid                                                                  $ 11,040                  $ 10,937
                                                                                =========                 ========

Capitalized lease contracted                                                    $ 10,345                       $ -
                                                                                =========                      ===


See notes to financial statements.

1.       BASIS OF PRESENTATION AND GOING CONCERN

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-SB for the year ended June 30, 2002.

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


3.   WARRANTS

     During the six months ended December 31, 2002, the Company granted warrants to purchase 128,771 shares of common stock at $1 per share to six individuals. These warrants expire in 2007.



See notes to financial statements.

RESULTS OF OPERATIONS FOR QUARTER ENDED DECEMBER 31, 2002 COMPARED TO SAME PERIOD ENDED DECEMBER 31, 2001

The Company had revenues of $225,287 in the period in 2002 compared to $216,053 in revenues in 2001. The cost of revenue was $29,079 in 2002 and $33,668 in 2001 in the period. Operating expenses totaled $235,219 in the quarter in 2002, the largest component of which was $186,866 in selling general and administrative expenses. In the quarter in 2001, operating expenses were $369,049 of which the largest component was $230,437 for selling general and administrative expense. The net operating loss was ($39,010) in the quarter in 2002 and ($186,664) in the quarter in 2001. The net loss after interest expenses in the period was ($49,993) in 2002 and ($191,725) in 2001. The net loss per share was nominal in the quarter in 2002 compared to ($.02) in the quarter in 2001.

The Company anticipates that the trend of losses will continue at similar rates for the next several quarters as it continues its operations.

RESULTS OF OPERATIONS FOR THE SIX MONTH ENDED DECEMBER 31, 2002 COMPARED TO SAME PERIOD ENDED DECEMBER 31, 2001

The Company had revenues of $432,408 in the period in 2002, compared to $433,694 of revenues in 2001.

The cost of revenues was $57,187 in 2002 and $73,981 in 2001. This decrease in cost of revenue was primarily attributed to lowering and consolidation of Internet bandwidth consumed by the Company's hosted e-commerce solutions.

Operating expenses totaled $520,445 in the period in 2002 compared to $636,901 in the period in 2001. The increase in operating expenses was primarily due to a $90,000 of stock compensation to a business development firm in the period in 2001. The largest component of operating expenses was selling and general and administrative expenses totaling $424,098 in the period in 2002 compared to $452,837 in the period in 2001. Selling and general administrative expenses included $35,666 of salaries accrued by the Company's Chief Executive Officer in the period in 2002 and $30,666 in the period in 2002. The Company incurred $72,504 in research and development expenses in the period in 2002 and $72,721 in the period in 2001.

The net operating loss was ($145,224) in the period in 2002 and ($277,188) in the period in 2001. The net loss after interest was ($160,207) in 2002 compared to ($287,773) in 2001. The net loss per share was ($.02) in the period in 2002 compared to ($0.03) in the period in 2001.

The Company anticipates that the trend of losses will continue as at similar rates for the next several quarters as it continues its operations.

LIQUIDITY AND CAPITAL RESOURCES

The company had $57,319 in cash capital at the end of the period and current assets of $122,275. Current liabilities were $475,053 at quarter end. The Company will need to either borrow or make private placement of stock in order to fund anticipated operational growth.

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